Form 10-Q
period 1994-06-30
PECO ENERGY CAPITAL LP
filed 1994-09-14
CIK 925910

FORM 10-Q
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended....June 30, 1994..........

                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the transition period from..............to..............

Commission file number...............1-1347.................

 ........... PECO Energy Capital, L.P. ............
(Exact name of registrant as specified in its charter)

 ........... Delaware ....................... 51-0355322 ....
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

... 1013 Centre Road,   Wilmington,   DE. ....... 19805 ....
(Address of principal executive offices)      (Zip Code)

 ................ (302) 998-0595 ..................
(Registrant's telephone number, including area code)

The registrant meets the conditions set forth in General
Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X          No
                 -----          -----



s:\michelle\10-Q\caplp694.10q

                              PECO ENERGY CAPITAL, L.P.
                             PART I. FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS
  --------------------------------------------------------------------------------------------------------

PECO Energy Capital, L.P. (PECO Energy Capital), a limited partnership formed under the laws of the state of
Delaware, operates as a financing vehicle for PECO Energy Company (PECO Energy), a reporting company under the
Securities Exchange Act of 1934.  PECO Energy Capital Corp., the sole general partner of PECO Energy Capital, is a wholly owned subsidiary of PECO Energy.  Pursuant to Registration Statement Nos. 33-53785 and 33-53785-01,
PECO Energy Capital issued 8,850,000 9% Cumulative Monthly Income Preferred Securities, Series A on July 27,
1994.  As of June 30, 1994, the end of the most recent fiscal quarter, PECO Energy Capital had no income or expenses or assets.  See Note 1 of the Note to Financial Statements.  The accompanying financial statements are unaudited but include all adjustments (consisting only of normal recurring accruals) which PECO Energy Capital considers necessary for a fair presentation of such financial statements.


                                 STATEMENTS OF INCOME
                                      (Unaudited)



                                        3 Months Ended June 30,6 Months Ended June 30,
                                           1994        1993       1994       1993
                                        ---------- ----------  ---------- -----------
Other Income
   Other Interest Revenues                      $0         $0          $0         $0
                                        ---------- ----------  ---------- ----------


Interest Charges
   Other Interest                                0          0           0          0
                                        ---------- ----------  ---------- ----------

Net Income                                      $0         $0          $0         $0
                                        ========== ==========  ========== ==========



                           See Note to Financial Statements
/TABLE

                               PECO ENERGY CAPITAL, L.P.
                                    BALANCE SHEETS
                                      (unaudited)


                                                  June 30,                December 31,
                                                   1994                       1993
                                               ------------               ------------
ASSETS
Current Assets
   Cash and Temporary Cash Investments                   $0                         $0
   Accounts Receivable, Affiliates                        0                          0
   Accounts Receivable, Other                             0                          0
   Prepayments                                            0                          0
                                               ------------               ------------
   TOTAL                                                 $0                         $0
                                               ============               ============

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Accounts Payable, Affiliates                          $0                         $0
   Accounts Payable, Other                                0                          0
   Taxes Accrued                                          0                          0
                                               ------------               ------------
   Total Current Liabilities                              0                          0
                                               ------------               ------------
Partners' Capital
   Other Paid-in Capital                                  0                          0
   9% Monthly Income Preferred Securities                 0                          0
   Retained Earnings                                      0                          0
                                               ------------               ------------
   Total Partners' Capital                                0                          0
                                               ------------               ------------
   TOTAL                                                 $0                         $0
                                               ============               ============


                                See Note to Financial Statements
/TABLE


                                    PECO ENERGY CAPITAL, L.P.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                               6 Months Ended
                                                                                   June 30,
                                                                                     1994
                                                                                  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                                             $0

   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Net Change in Receivables                                                         0
         Net Change in Payables and Accrued Expenses                                       0
         Other, Net                                                                        0
                                                                                  ----------

   Net Cash Flows Provided by Operating Activities                                         0
                                                                                  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Other, Net                                                                              0
                                                                                  ----------
   Net Cash Flows Used by
      Investing Activities                                                                 0
                                                                                  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Capital Contribution from General Partner                                               0
   Issuance of Monthly Income Preferred Securities                                         0
    Other, Net                                                                             0
                                                                                  ----------

  Net Cash Flows Used by Financing Activities                                              0
                                                                                  ----------

   Increase in Cash and Cash Equivalents                                                   0
   Cash and Cash Equivalents at beginning of period                                        0
                                                                                  ----------

   Cash and Cash Equivalents at end of period                                             $0
                                                                                  ==========



                                See Note to Financial Statements
/TABLE

                                    PECO ENERGY CAPITAL, L.P.
                                  NOTE TO FINANCIAL STATEMENTS


1.     SUBSEQUENT FINANCINGS

       On July 27, 1994, PECO Energy Capital, L.P. (PECO Energy Capital) issued $8.85 million of 9% Cumulative Monthly Income Preferred Securities, Series A, representing limited partnership interests with a stated liquidation value of $25 totaling $221.25 million. The proceeds were used by PECO Energy Capital to purchase PECO Energy Company's Series A Subordinated Debentures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

                None

    (b)     Reports on Form 8-K

            Report, filed July 22, 1994, reporting information under "Item 7. Exhibits" regarding the sale of Monthly Income Preferred Securities.

                                           Signatures

                      Pursuant to requirements of the Securities
         Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PECO ENERGY CAPITAL, L.P.



                                        J. B. Mitchell

                            President - PECO ENERGY CAPITAL CORP.





Date:  September 14, 1994